Form 10-Q/A
period 1996-06-30
EGRET INC
filed 1996-11-12
CIK 894533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


                                   EGRET, INC.
             (exact name of Registrant as specified in its charter)

         NEVADA                                             87-0438635
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification Number)

3098 South Highland Drive, Suite 460
Salt Lake City, Utah                                        84106
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (801) 485-7775

                                 AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q dated August 8, 1996 as set forth in the page attached hereto:

                      Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 EGRET, INC.


Dated: November 11, 1996          s/ Krista Nielson
                                 Krista Nielson, President, CEO and Director


Dated: November 11, 1996          s/ David R. Yeaman
                                 David R. Yeaman, Secretary/Treasurer,
                                                  CFO and Director