Form 10QSB
period 1997-03-31
EGRET INC
filed 1997-08-27
CIK 894533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended March 31, 1997

[  ] Transition Report pursuant to 13 or 15(d) of the Securities  Exchange Act
     of 1934 For the transition period from              to

Commission File Number 33-55254-24

                                   EGRET, INC.
        (Exact name of Small Business Issuer as specified in its charter)

            Nevada                                     87-0438635
(State or other jurisdiction of             (IRS Employer Identification No.)
        incorporation)

   1800 East Sahara Avenue, Suite 107
            Las Vegas, Nevada                             89104
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:   (702) 792-7449

Indicate by a check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding as of July 31, 1997
------------------------------------         --------------------------------
$.001 par value Class A Common Stock                2,500,000 Shares

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

Item 2.
Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition.

During the quarter ended March 31, 1997, the Company received $550,000 which is being held in escrow and has received a total of $1,000,000 prior to the filing of this report. The money is to be used to acquire a potential business venture. If a suitable business opportunity becomes available within the next year, the Company will issue 400,000 shares of its restricted common stock at $2.50 per share to convert the $1,000,000 to equity. If the business opportunity does not become available the $1,000,000 will be returned to the investors.

During the quarter the Company lost $7,883. The expenses related to looking for business opportunities.

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

Based on current economic and regulatory conditions, Management believes that it is possible, if not probable, for a company like the Company, without many assets or many liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of March 31, 1997
                  27 Financial Data Summary

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             EGRET, INC.




DATED:        August 27, 1997                /s/ Pierre-Paul Lalonde
                                             Pierre-Paul Lalonde, President and
                                             Director

                                   EGRET, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                         March 31,
                                                                           1997
                                                                  ----------------------
ASSETS
     CURRENT ASSETS
         Cash in bank                                             $                    0
         Prepaid expense                                                          10,000
                                                                  ----------------------

                                      TOTAL CURRENT ASSETS                        10,000

OTHER ASSETS
     Organization costs                                                                0
                                                                                       0
                                                                  ----------------------
                                                                  $               10,000
                                                                  ======================

LIABILITIES & EQUITY
     CURRENT LIABILITIES
         Accounts payable - related parties                       $                7,883
                                                                  ----------------------

                                 TOTAL CURRENT LIABILITIES                         7,883

     STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
              Authorized - 100,000,000 shares
              Issued and outstanding
               2,500,000 shares                                                    2,500
         Additional paid-in capital                                               14,500
         Deficit accumulated during the
              development stage                                                  (14,883)
                                                                  ----------------------
                                TOTAL STOCKHOLDERS' EQUITY                         2,117
                                                                  ----------------------
                                                                  $               10,000
                                                                  ======================


                                   EGRET, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  4/16/86
                                                             Three Months Ended                  (Date of
                                                                  March 31,                    inception) to
                                                          1997                1996                3/31/97
                                                   ------------------  -----------------  -----------------------
Net sales                                          $                0  $               0  $                     0
Cost of sales                                                       0                  0                        0
                                                   ------------------  -----------------  -----------------------

                                     GROSS PROFIT                   0                  0                        0

General and administrative expenses                             7,883                  0                   14,883
                                                   ------------------  -----------------  -----------------------

                                         NET LOSS  $           (7,883) $               0  $               (14,883)
                                                   ==================  =================  =======================

Net income (loss) per weighted
   average share                                   $              .00  $             .00
                                                   ==================  =================

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                        2,500,000          1,000,000
                                                   ==================  =================

                                   EGRET, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                              Deficit
                                                                                                            Accumulated
                                                           Common Stock                  Additional           During
                                                         Par Value $0.001                  Paid-in          Development
                                                     Shares            Amount              Capital             Stage
                                                 --------------    --------------    -----------------    --------------

Balances at 4/16/86 (Date of inception)                       0    $            0    $               0    $            0
     Issuance of common stock
       (restricted) at $.002 per share
       at 4/17/86                                     1,000,000             1,000                1,000
     Net loss for period                                                                                          (1,950)
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/86                                  1,000,000             1,000                1,000            (1,950)
     Net loss for year                                                                                               (10)
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/87                                  1,000,000             1,000                1,000            (1,960)
     Net loss for year                                                                                               (10)
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/88                                  1,000,000             1,000                1,000            (1,970)
     Net loss for year                                                                                               (10)
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/89                                  1,000,000             1,000                1,000            (1,980)
     Net loss for year                                                                                               (10)
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/90                                  1,000,000             1,000                1,000            (1,990)
     Net loss for year                                                                                               (10)
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/91                                  1,000,000             1,000                1,000            (2,000)
     Net income for year                                                                                               0
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/92                                  1,000,000             1,000                1,000            (2,000)
     Net income for year                                                                                               0
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/93                                  1,000,000             1,000                1,000            (2,000)
     Net income for year                                                                                               0
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/94                                  1,000,000             1,000                1,000            (2,000)
     Net income for year                                                                                               0
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/95                                  1,000,000             1,000                1,000            (2,000)
     Issuance of common stock
       (restricted) at $.01 per
       share into escrow  for services
       from related parties
       at 11/4/96                                     1,500,000             1,500               13,500
     Net loss for year                                                                                            (5,000)
                                                 --------------    --------------    -----------------    --------------

Balances at 12/31/96                                  2,500,000             2,500               14,500            (7,000)
     Net loss for period                                                                                          (7,883)
                                                 --------------    --------------    -----------------    --------------

Balances at 3/31/97                                   2,500,000    $        2,500    $          14,500    $      (14,883)
                                                 ==============    ==============    =================    ==============

                                   EGRET, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        4/16/86
                                                                                                       (Date of
                                                                  Three Months Ended March 31,       Inception) to
                                                                     1997              1996             3/31/97
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $        (7,883)   $             0  $        (14,883)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Stock issued for expenses                                             0                  0             5,000
       Amortization                                                          0                  0                50
  Change in assets and liabilities:
     Accounts payable                                                    7,883                  0             7,883
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES                 0                  0            (1,950)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0                  0               (50)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES                 0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                 0                  0                 0

Cash and cash equivalents at beginning of year                               0                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $             0  $              0
                                                               ===============    ===============  ================