Form 10QSB
period 1997-06-30
EGRET INC
filed 1997-08-28
CIK 894533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended June 30, 1997

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

Indicate by a check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X ] Yes [ ] No

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of July 31, 1997
------------------------------------         -------------------------------
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

Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

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

During the six months ended June 30, 1997, the Company received $1,000,000 which is being held in escrow. The money is to be used to acquire a potential business venture. If a suitable business opportunity becomes available within the next year, the Company will issue 400,000 shares of its restricted common stock at $2.50 per share to convert the $1,000,000 to equity. If the business opportunity does not become available the $1,000,000 will be returned to the investors.

The loss for the three months ended June 30, 1997 was $1,387 which consisted of various administrative expenses. The loss for the six months ended June 30, 1997 was $9,270 consisting of administrative expenses and expenses to find a viable business opportunity.

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

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of June 30, 1997
                  27 Financial Data Summary

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


                                   EGRET, INC.




DATED:  August 27, 1997            /s/ Pierre-Paul Lalonde
                                   Pierre-Paul Lalonde, President and Director

                                   EGRET, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                         June 30,
                                                                           1997
                                                                  ----------------------
ASSETS
     CURRENT ASSETS
         Cash in bank                                             $                    0
         Prepaid expense                                                          16,714
                                                                  ----------------------

                                      TOTAL CURRENT ASSETS                        16,714

OTHER ASSETS
     Organization costs                                                                0
                                                                                       0
                                                                  ----------------------

                                                                  $               16,714
                                                                  ======================

LIABILITIES & EQUITY
     CURRENT LIABILITIES
         Accounts payable                                         $                6,964
         Accounts payable - related parties                                        9,020
                                                                  ----------------------

                                 TOTAL CURRENT LIABILITIES                        15,984

     STOCKHOLDERS' EQUITY
         Common Stock $.001 par value:
              Authorized - 100,000,000 shares
              Issued and outstanding
               2,500,000 shares                                                    2,500
         Additional paid-in capital                                               14,500
         Deficit accumulated during the
              development stage                                                  (16,270)
                                                                  ----------------------

                                TOTAL STOCKHOLDERS' EQUITY                           730
                                                                  ----------------------

                                                                  $               16,714
                                                                  ======================

                                   EGRET, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      4/16/86
                                                        Three Months Ended              Six Months Ended             (Date of
                                                             June 30,                       June 30,               inception) to
                                                        1997           1996           1997            1996            6/30/97
                                                   -------------  --------------  -------------  -------------  ------------------
Net sales sales                                    $           0  $            0  $           0  $           0  $                0
Cost of sales                                                  0               0              0              0                   0
                                                   -------------  --------------  -------------  -------------  ------------------

                                     GROSS PROFIT              0               0              0              0                   0

General and administrative expenses                        1,387               0          9,270              0              16,270
                                                   -------------  --------------  -------------  -------------  ------------------

                                         NET LOSS  $      (1,387) $            0  $      (9,270) $           0  $          (16,270)
                                                   =============  ==============  =============  =============  ==================

Net income (loss) per weighted
     average share                                 $         .00  $          .00  $         .00  $         .00
                                                   =============  ==============  =============  =============

Weighted average number of common
     shares used to compute net income
     (loss) per weighted average share                 2,500,000       1,000,000      2,500,000      1,000,000
                                                   =============  ==============  =============  =============

                                   EGRET, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                          Common Stock                 Additional            During
                                                        Par Value $0.001                 Paid-in           Development
                                                    Shares            Amount             Capital              Stage
                                               ---------------    --------------    -----------------    --------------

Balances at 4/16/86 (Date of inception)                      0    $            0    $               0    $            0
    Issuance of common stock (restricted)
      at $.002 per share at 4/17/86                  1,000,000             1,000                1,000
    Net loss for period                                                                                          (1,950)
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/86                                 1,000,000             1,000                1,000            (1,950)
    Net loss for year                                                                                               (10)
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/87                                 1,000,000             1,000                1,000            (1,960)
    Net loss for year                                                                                               (10)
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/88                                 1,000,000             1,000                1,000            (1,970)
    Net loss for year                                                                                               (10)
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/89                                 1,000,000             1,000                1,000            (1,980)
    Net loss for year                                                                                               (10)
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/90                                 1,000,000             1,000                1,000            (1,990)
    Net loss for year                                                                                               (10)
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/91                                 1,000,000             1,000                1,000            (2,000)
    Net income for year                                                                                               0
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/92                                 1,000,000             1,000                1,000            (2,000)
    Net income for year                                                                                               0
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/93                                 1,000,000             1,000                1,000            (2,000)
    Net income for year                                                                                               0
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/94                                 1,000,000             1,000                1,000            (2,000)
    Net income for year                                                                                               0
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/95                                 1,000,000             1,000                1,000            (2,000)
    Issuance of common stock (restricted)
      at $.01 per share into escrow for services
      from related parties at 11/4/96                1,500,000             1,500               13,500
    Net loss for year                                                                                            (5,000)
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/96                                 2,500,000             2,500               14,500            (7,000)
    Net loss for period                                                                                          (9,270)
                                               ---------------    --------------    -----------------    --------------

Balances at 6/30/97                                  2,500,000    $        2,500    $          14,500    $      (16,270)
                                               ===============    ==============    =================    ==============

                                   EGRET, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        4/16/86
                                                                                                       (Date of
                                                                    Six Months Ended June 30,        Inception) to
                                                                     1997              1996             6/30/97
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $        (9,270)   $             0  $        (16,270)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Stock issued for expenses                                             0                  0             5,000
       Amortization                                                          0                  0                50
  Changes in assets and liabilities:
     Prepaid expenses                                                   (6,714)                 0            (6,714)
     Accounts payable                                                   15,984                  0            15,984
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES                 0                  0            (1,950)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES                 0                  0               (50)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                         0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES                 0                  0             2,000
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS                 0                  0                 0

Cash and cash equivalents at beginning of year                               0                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $             0    $             0  $              0
                                                               ===============    ===============  ================