Form 10QSB
period 1997-09-30
EGRET INC
filed 1997-11-19
CIK 894533

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended September 30, 1997

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                       to
                                        ----------------------

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

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding as of September 30, 1997
------------------------------------        ------------------------------------
$.001 par value Class A Common Stock                     2,500,000 Shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The Company has had no operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition, although it has been investigating a number of possible situations.

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

The loss for the three months ended September 30, 1997 was $9,740 which consisted of various administrative expenses. The loss for the nine months ended September 30, 1997 was $19,010 consisting of administrative expenses and expenses to find a viable business opportunity.

As of November, 1997, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports, at which point the Company would no longer be a viable corporation under Nevada law and would be unable to function as a legal entity. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless. However, the Company's officers, directors and major shareholder, have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees.

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

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of September 30, 1997 27 Financial Data Summary

         (b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   EGRET, INC.




DATED:   November 19, 1997         /s/ Pierre-Paul Lalonde
                                   Pierre-Paul Lalonde, President and Director

                                   EGRET, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Unaudited)

                                                                       September 30,
                                                                           1997
                                                                  ----------------------
ASSETS
     CURRENT ASSETS
         Cash in bank                                             $                    0
         Prepaid expense                                                          15,714
                                                                  ----------------------

                                      TOTAL CURRENT ASSETS                        15,714

OTHER ASSETS
     Organization costs                                                                0
                                                                                       0
                                                                  ----------------------

                                                                  $               15,714
                                                                  ======================

LIABILITIES & (DEFICIT)
     CURRENT LIABILITIES
         Accounts payable                                         $               14,054
         Accounts payable - related parties                                       10,670
                                                                  ----------------------

                                 TOTAL CURRENT LIABILITIES                        24,724

     STOCKHOLDERS' (DEFICIT) Common Stock $.001 par value:
              Authorized - 100,000,000 shares
              Issued and outstanding
               2,500,000 shares                                                    2,500
         Additional paid-in capital                                               14,500
         Deficit accumulated during the
              development stage                                                  (26,010)
                                                                  ----------------------

                             TOTAL STOCKHOLDERS' (DEFICIT)                        (9,010)
                                                                  ----------------------

                                                                  $               15,714
                                                                  ======================

                                   EGRET, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      4/16/86
                                                        Three Months Ended              Nine Months Ended            (Date of
                                                           September 30,                  September 30,            inception) to
                                                        1997           1996           1997            1996            9/30/97
                                                   -------------  --------------  -------------  -------------  ------------------
Net sales                                          $           0  $            0  $           0  $           0  $                0
Cost of sales                                                  0               0              0              0                   0
                                                   -------------  --------------  -------------  -------------  ------------------

                                     GROSS PROFIT              0               0              0              0                   0

General and administrative expenses                        9,740               0         19,010              0              26,010
                                                   -------------  --------------  -------------  -------------  ------------------

                                         NET LOSS  $      (9,740) $            0  $     (19,010) $           0  $          (26,010)
                                                   =============  ==============  =============  =============  ==================

Net income (loss) per weighted
     average share                                 $         .00  $          .00  $        (.01) $         .00
                                                   =============  ==============  ============== =============

Weighted average number of common
     shares used to compute net income
     (loss) per weighted average share                 2,500,000       1,000,000      2,500,000      1,000,000
                                                   =============  ==============  =============  =============

                                   EGRET, INC.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                          Common Stock                 Additional            During
                                                        Par Value $0.001                 Paid-in           Development
                                                    Shares            Amount             Capital              Stage
                                               ---------------    --------------    -----------------    --------------

Balances at 4/16/86 (Date of inception)                      0    $            0    $               0    $            0
    Issuance of common stock (restricted)
      at $.002 per share at 4/17/86                  1,000,000             1,000                1,000
    Net loss for period                                                                                          (1,950)
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/86                                 1,000,000             1,000                1,000            (1,950)
    Net loss for year                                                                                               (10)
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/87                                 1,000,000             1,000                1,000            (1,960)
    Net loss for year                                                                                               (10)
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/88                                 1,000,000             1,000                1,000            (1,970)
    Net loss for year                                                                                               (10)
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/89                                 1,000,000             1,000                1,000            (1,980)
    Net loss for year                                                                                               (10)
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/90                                 1,000,000             1,000                1,000            (1,990)
    Net loss for year                                                                                               (10)
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/91                                 1,000,000             1,000                1,000            (2,000)
    Net income for year                                                                                               0
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/92                                 1,000,000             1,000                1,000            (2,000)
    Net income for year                                                                                               0
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/93                                 1,000,000             1,000                1,000            (2,000)
    Net income for year                                                                                               0
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/94                                 1,000,000             1,000                1,000            (2,000)
    Net income for year                                                                                               0
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/95                                 1,000,000             1,000                1,000            (2,000)
    Issuance of common stock (restricted)
      at $.01 per share into escrow for services
      from related parties at 11/4/96                1,500,000             1,500               13,500
    Net loss for year                                                                                            (5,000)
                                               ---------------    --------------    -----------------    --------------

Balances at 12/31/96                                 2,500,000             2,500               14,500            (7,000)
    Net loss for period                                                                                         (19,010)
                                               ---------------    --------------    -----------------    --------------

Balances at 9/30/97                                  2,500,000    $        2,500    $          14,500    $      (26,010)
                                               ===============    ==============    =================    ==============

                                   EGRET, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                               4/16/86
                                                                                                              (Date of
                                                                     Nine Months Ended September 30,      Inception) to
                                                                        1997                 1996              9/30/97
                                                                 ------------------    ----------------   ---------------
OPERATING ACTIVITIES
   Net (loss)                                                    $          (19,010)   $              0   $       (26,010)
   Adjustments to reconcile net (loss) to cash used
       by operating activities:
           Stock issued for expenses                                              0                   0             5,000
           Amortization                                                           0                   0                50
   Changes in assets and liabilities:
       Prepaid expenses                                                      (5,714)                  0            (5,714)
       Accounts payable                                                      24,724                   0            24,724
                                                                 ------------------    ----------------   ---------------
                                                 NET CASH USED
                                       BY OPERATING ACTIVITIES                    0                   0            (1,950)

INVESTING ACTIVITIES
   Organization costs                                                             0                   0               (50)
                                                                 ------------------    ----------------   ---------------

                                      NET CASH PROVIDED (USED)
                                       BY INVESTING ACTIVITIES                    0                   0               (50)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                                             0                   0             2,000
                                                                 ------------------    ----------------   ---------------

                                          NET CASH PROVIDED BY
                                          FINANCING ACTIVITIES                    0                   0             2,000
                                                                 ------------------    ----------------   ---------------

                                              INCREASE IN CASH
                                          AND CASH EQUIVALENTS                    0                   0                 0

Cash and cash equivalents at beginning of year                                    0                   0                 0
                                                                 ------------------    ----------------   ---------------

                                     CASH AND CASH EQUIVALENTS
                                              AT END OF PERIOD   $                0    $              0   $             0
                                                                 ==================    ================   ===============